Form 10QSB
period 1995-09-30
PLASTIGONE TECHNOLOGIES INC
filed 1996-01-04
CIK 835494

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  Form 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE OF 1934

For the transition period from __________ to________________

Commission file number 0-18193
                       -------

                         PLASTIGONE TECHNOLOGIES, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                        59-2712878
-------------------------------                ---------------------------------
(state or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

2814 South Street
Fort Myers, Florida                                           33916
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number including area code ...(941) 334-2699
                                                     --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X . No     .
                                               ----    -----

Indicate the number of shares outstanding of the registrant's Common Stock, as of September 30, 1995: 9,385,989 shares.

                         PLASTIGONE TECHNOLOGIES, INC.

                                     INDEX


PART I.  Financial Information                                             Page No.
         ---------------------                                             ---------
         Item 1.  Financial Statements

                  Condensed Statements of Operations -
                    Nine Months Ended September 30, 1995
                    and September 30,1994 and the Quarters
                    ended September 30, 1995 and September 30,
                    1994.                                                     1

                  Condensed Balance Sheets - September 30,
                    1995 and December 31, 1994.                               2

                  Condensed Statements of Cash Flows -
                    Nine Months Ended September 30, 1995
                    and September 30, 1994.                                   3

                  Notes to Condensed Financial Statements                     4-5


         Item 2.  Management's Discussion and Analysis of
                    Results of Operations and Financial
                    Condition                                                 6-7



         Signatures                                                           8
         ----------

         Financial Data Schedule (for SEC use only)


              Part 1. Financial Information


                            Item 1. Financial Statements

                                        Plastigone Technologies, Inc.
                                        Condensed Statements of Operations
                                        (Unaudited)


                                                            Nine Months Ended                             Three Months Ended
                                                               September 30                                   September 30
                                                      1995                      1994                        1995        1994
                                                   ---------                  ---------                 ---------    ---------
Net Revenue                                        1,697,906                  2,265,918                   500,800      938,176

Cost of goods sold                                 1,306,787                  1,676,830                   422,019      695,924
                                                   ---------                  ---------                 ---------    ---------
Gross profit                                         391,119                    589,088                    78,781      242,252


Costs and expenses:

Research & development costs                         209,032

Selling, General and administrative                  573,644                    634,818                   174,257      221,980

Interest (Income)                                    (22,711)                   (27,382)                   (3,897)     (11,782)

Interest expense                                      75,792                    100,978                    30,257       32,307

Otber expense/(income)                                  (269)                   (15,616)                   (2,762)      (4,684)
                                                   ---------                  ---------                 ---------    ---------

Total                                                835,488                    692,798                   197,855      237,821

Operating income/(loss)                             (444,369)                  (103,710)                 (119,074)       4,431


Inventory write-down                                                            (70,000)                               (70,000)

Settlements                                                                    (120,000)                              (120,000)
                                                   ---------                  ---------                 ---------    ---------


Net income/(loss)                                   (444,369)                  (293,710)                 (119,074)    (185,569)
                                                   =========                  =========                 =========    =========




Net (loss) per common share                          ($0.047)                   ($0.031)                  ($0.013)     ($0.020)


Weighted average number of common
  shares outstanding                               9,385,989                  9,385,989                 9,385,989    9,435,989
                                                   =========                  =========                 =========    =========

PLASTIGONE TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET

                                                           September 30
                                                               1995          December 31
               ASSETS                                      (Unaudited)           1994
                                                           -----------       -----------
Cash                                                        $    5,259        $   56,202
Accounts receivable less allowance for
  doubtful accounts of $83,900 at September 30, 1995
  and $46,000 at December 31, 1994.                            312,581           712,578
Inventories                                                    535,486           414,605
Other current assets                                            57,782            42,273
                                                             ---------         ---------
     Total current assets                                      911,108         1,225,658

Property, plant and equipment, at cost, net
  of accumulated depreciation of $382,500
  at September 30, 1995 and $341,472 at December
  31, 1994.                                                  1,593,600         1,585,777
License costs, at cost, less accumulated
  amortization of $9,500 at September 30, 1995 and              30,500            32,000
  $8,000 at December 31, 1994.
Other assets                                                    23,376            30,300
                                                             ---------         ---------
                        T O T A L                           $2,558,584        $2,873,735
                                                             =========         =========
           LIABILITIES

Current liabilities:
  Due to shareholder (interest at 10%)                      $   35,000        $   35,000
Due to private placement agents (interest
  at 10%)                                                      194,000           194,000
Current maturities of mortgage note                              5,134             4,657
Notes payable                                                  650,000           600,000
Notes payable vendors                                          107,716           218,476
Accounts payable                                               935,936           762,920
Accrued expenses                                               396,536           374,917
                                                             ---------         ---------
      Total current liabilities                              2,324,322         2,189,970
                                                             ---------         ---------

Mortgage note, less current maturities                         195,375           200,509
                                                             ---------         ---------

         STOCKHOLDERS' EQUITY

Common Stock, par value $.01 per share;
   authorized 25,000,000 shares; 9,385,989 shares
   issued and outstanding                                       93,860            93,860
Additional paid-in capital                                   5,282,518         5,282,518
Accumulated (deficit)                                       (5,337,491)       (4,893,122)
                                                             ---------         ---------
     Total shareholders'equity                                  38,887           483,256
                                                             ---------         ---------

                        T O T A L                           $2,558,584        $2,873,735
                                                             =========         =========

PLASTIGONE TECHNOLOGIES, INC.
Statements of Cash Flow
(Unaudited)

                                                                                           Nine Months Ended
                                                                               ----------------------------------------
                                                                               September 30                September 30
                                                                                   1995                        1994
                                                                               ------------                ------------
Cash flows from operating activities:
    Net (loss)                                                                   ($444,369)                  ($293,710)
    Adjustments to reconcile net loss
      to net cash used in operating
      activities:
          Depreciation and amortization                                             42,538                      65,639
          Changes in operating assets and
          liabilities:
           Decrease in accounts receivable                                         399,997                       4,739
           Decrease (increase) in inventories                                     (120,881)                    139,112
           Decrease (increase) in other current assets                             (15,509)                      3,212
           Decrease in other assets                                                  6,924                      23,111
           Increase in accounts payable and
            accrued expenses                                                       194,635                      61,843
                                                                                 ---------                   ---------
     Net cash provided by operating activities                                      63,335                       3,946
                                                                                 ---------                   ---------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                     (48,862)                    (46,986)
                                                                                 ---------                   ---------


Cash flows from financing activities:
     Increase in short-term borrowings                                              50,000                      50,000
     Increase in due private placement agencies                                                                  5,000
     Principal payment of long term debt                                            (4,657)                     (2,061)
     Principal payment of notes payable to vendors                                (110,759)                   (104,432)
                                                                                 ---------                   ---------
  Net flows from financing activities                                              (65,416)                    (51,493)
                                                                                 ---------                   ---------
Net decrease in cash and cash equivalents                                         ($50,943)                   ($94,533)


Cash and cash equivalents at beginning of period                                    56,202                     107,753

Cash and cash equivalents at end of period                                           5,259                      13,220
                                                                                 =========                   =========

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Statement of Information Furnished
The accompanying unaudited financial statements have been prepared in accordance with the Form 10-QSB instructions and in the opinion of management contain all the adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, the results of operations for the nine months ended September 30, 1995 and 1994 and the cash flows for the nine months ended September 30, 1995 and 1994.
These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1994 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes thereto in the Company's 1994 Annual Report on Form 10-KSB.

2. Inventories:
Inventories included in the balance sheet consist of the following:

                                   June 30                  December 31
                                     1995                       1994
                                   --------                 -----------
Raw Materials                      $233,418                   $294,163
Finished Goods                      302,068                    120,442
                                   --------                   --------
                                   $535,486                   $414,605
                                   ========                   ========

3. Notes Payable:
Notes payable in the amount of $600,000 which were not paid when due on March 31, 1994 were reported in the Company's annual Report on Form 10-KSB for the fiscal year ended December 31, 1994. Note D reported that on February 28, 1995, holders of $500,000 of the notes had agreed to extend the due date to August 1, 1995. The notes remain outstanding. However, at this time negotiations are taking place with a large institutional investor, including an infusion of capital which would enable repayment of the required amounts due. The additional amount of $50,000 relates to funds received during an ongoing private placement. See Management's Discussion and Analysis, Liquidity and Cash Requirements for further detail regarding the private placement.

Supplementary information:
4. Interest costs incurred during the nine months ended September 30, 1995 and 1994 were $75,792 and $100,978 respectively. During the first quarter 1995, agreement was reached with a note holder to forgive interest accrued but not paid in the amount of $19,860.

5. Litigation:
A settlement has been reached between Poleg Plastic Industries, Plastigone, and Plastopil. This settlement is favorable to Plastigone. We expect total resolution, with general releases to each party in the very near future.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

GENERAL

The Company was established in 1986 primarily to distribute degradable products to the agricultural market manufactured by sub contract by other companies. During 1992 the Company established a manufacturing site in Fort Myers, Florida, began its own manufacture and added to its product base non-degradable agricultural products. During the fourth quarter of 1994 and first two quarters of 1995, the Company worked to introduce a line of industrial stretch wrap products. It is the intention of management to develop this product line to fill two areas of demand shortfall. First, the agricultural market has historically been very slow during the second quarter of the year. Secondly, the Company has been forced to raise prices and shorten collection periods to farmers during the last two quarters resulting in a lessening of demand among agricultural customers. The new line of industrial stretch wrap is expected to fill these two areas of shortage of demand for the Company's agricultural products. It should be additionally noted that the agricultural market overall has suffered from foreign competition and other market conditions. During the third quarter of 1995, severe flooding conditions within the state of Florida
effectively brought the agricultural industry to a standstill.   There has been
a reduction of acreage planted in Florida. During the 1994-1995 season the reduction is estimated by some at 20% or more, and further reductions are forecast for 1995-1996. In the face of these problems, management is placing much of its emphasis on the development of industrial markets outside of agriculture. While the average industrial wrap on the market will stretch 175% of its original size, the newly developed wrap will stretch 300%.


RESULTS OF OPERATIONS

REVENUES

Net revenues for the nine months ended September 30, 1995 were $1,697,906 compared to $2,265,918 for the nine months ended September 30, 1994. During the third quarter 1995, Florida experienced the worst floods in 100 years. Additionally, the hurricane season was extremely active. These two factors affected the agricultural industry so that hardly any activity occurred at all. Planting which normally takes place during these months was delayed until after the third quarter. Therefore, revenues were substantially lower during the quarter ended September 30, 1995.

COST OF GOODS SOLD

Cost of goods sold were $1,306,787 for the nine months ended September 30, 1995, compared to $1,676,830 for the nine months ended September 30, 1994. The cost of goods sold percentage to sales for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994 increased from 74.0% to 76.9%, due primarily to lack of resin for approximately three weeks, due to cash flow problems. Overhead manufacturing costs continued even though there was no production during that period.

SELLING, GENERAL AND ADMINISTRATIVE

S G & A expenses were $573,644 for the nine months ended September 30, 1995 compared to $634,818 for the nine months ended September 30, 1994. The reduction of cost resulted principally from the recognition of financing costs relating to bridge loans in the first quarter of 1994, which cost did not repeat in 1995; and a reduction of legal and consulting fees in 1995 as compared to 1994.

LIQUIDITY AND CASH REQUIREMENTS

The Company's working capital is presently inadequate to enable it to service its debt and accounts payable balances. Currently negotiations are transpiring with an institutional investor to become a large stockholder. Improvements to the equipment and machinery have enabled production to increase from 4.5 million pounds to 10 million pounds annually. The remaining notes are currently being renegotiated for an extension of time.

The Company has raised $205,000 in equity funds through a private placement.
We are extending the subscription agreement into 1996 to allow for further capitalization. The Company is seeking to obtain both equity and asset based financing. It is expected that additional funds will be obtained through 1995 and 1996 to meet these needs. With such additional capital, the Company's position is to manage all assets and production not only to ensure survival, and also to the long-term growth of the Company. Although management is confident that such financing will be available to the Company, there can be no assurance that it will successfully arrange for such financing on terms which are economically satisfactory. The Company's present course with the introduction of the industrial strength stretch wrap will generate enough cash flow to satisfy both long- and short-term debt. The funds being received from a private placement are significantly diminishing time frame required to accomplish these goals.

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PLASTIGONE TECHNOLOGIES, INC.




Date:    January 4, 1996        :  /s/ Ron Davis
     ---------------------------   -----------------------------
                                   Ron Davis
                                   President & CEO



Date:   January 4, 1996        :   /s/ Ginny Huking
     --------------------------    ----------------------------
                                   Ginny Huking
                                   Controller