Form 10KSB
period 1995-12-31
PLASTIGONE TECHNOLOGIES INC
filed 1997-05-15
CIK 835494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________

                           Commission File No. 0-18193

                          PLASTIGONE TECHNOLOGIES INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


             Florida                                            59-2712878
 ------------------------------                                ---------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2814 South Street, Fort Myers, Florida                                33916
--------------------------------------                                -----
(Address of principal executive offices)                             Zip Code

Issuer's telephone number:  (813) 334-2699

Securities registered under Section 12(b) of the Act:  None
                                                       ----
Securities registered under Section 12(g) of the Act:
                                        Common Stock, $0.01 par value per share
                                        ---------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                  Yes_____     No  X

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: For the fiscal year ended December 31, 1995: $2,220,749.

The aggregate market value, calculated on the basis of the average bid and asked prices of such stock on the National Association of Securities Dealers Bulletin Board, of the voting stock held by non-affiliates of the Registrant at May 5, 1997, was approximately $2,154,818.

There were 14,028,265 shares of Common Stock outstanding at May 5, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     Part I

Item 1. Description of Business
-------------------------------

The Company

     Plastigone Technologies Inc. (the "Company or Plastigone") was organized, on April 24, 1986, as a Florida corporation, originally under the name of Ideamasters, Inc.

     The Company manufactures and sells degradable and non-degradable plastic film, primarily agricultural mulch film. In addition, the Company sells a value added category of films made from different blends of resins for different applications including red and green reflective films, "super tuff" film and "super strength" film. The Company also sells degradable plastic compost bags which are manufactured to the Company's specifications, by others, using a patented degradable additive supplied by the Company. The degradable additive is also sold to others for incorporation into their own degradable products.

     Plastigone holds the exclusive rights, in North and South America including the Caribbean, to use and resell a patented degradable additive (See "Patents, Trademarks and Licenses") that when blended with polyethylene plastic resins creates a biodegradable plastic that is activated by exposure to ultraviolet
(UV) light. The Company through different formulations of the additive can control the length of time (from one month to two years) that is required to activate the degradation process. The plastic first disintegrates into small flakes and subsequently degrades into low molecular fragments. Once the degradation process has been activated degradation continues even if the plastic is buried beneath the soil. The plastic will continue to biodegrade and it will be completely consumed by micro-organisms and bacteria converting it back into its natural elements of carbon dioxide and water. Unlike other so called degradable plastics there is no long-term build up of plastic residues or toxicity in the soil.

     As concerns over environmental pollution mount, the disposal of non-degradable agricultural mulch film and plastics in general becomes increasingly difficult. Most states have laws banning the burning of plastic and limiting the use of plastic bags in land fills. Although these laws have not been strongly enforced historically, this is beginning to change, particularly in Florida and California. Plastigone, as the only producer of a true photo-biodegradable plastic in the Americas, is in a unique position to take advantage of these growing trends.

Agricultural  Mulch Film

     The use of plastic mulch film has become routine for growing high value fruits and vegetables. The use of plastic mulch film offers many advantages to the farmer. The film is spread over large areas, creating controlled micro environments to promote plant growth. The mulch warms the soil by collecting heat from the sun, keeps in moisture, protects against wind and rain erosion, retards leaching away of fertilizers and prohibits growth of weeds, consequently minimizing the use of fertilizers, pesticides and weed-killing chemicals. The use of such films can shorten the growing season and increase yields by up to 115%. Depending on the crop, between 150 and 300 pounds of plastic are used per acre.

     Several factors have contributed to the expansion of the degradable plastic mulch film market. Spreading a thin film of non-degradable plastic over large areas that must be disposed of after harvest poses problems of both disposal and concentration of pollutants. Burial of non-degradable plastic mulch film is impractical, as the presence of plastic residue in the soil makes further cultivation difficult by clogging machinery. After harvest, the non degradable film must be rolled up, manually loaded on trucks, and disposed of by burial, burning or dumping. Savings to farmers using Plastigone(R) degradable mulch film instead of non-degradable film currently can amount to as much as $125 per acre and will increase as disposal and labor costs rise. Savings will vary according to regional farming practices and local disposal regulations. As a result of recent governmental immigration regulations, farm labor costs and plastic mulch film removal costs are expected to continue increasing, consequently making degradable plastic film a more economical choice.

     Attempts at recycling non-degradable agricultural film have been difficult. One hundred pounds of plastic mulch film can weigh up to 300 pounds when picked up due to organic material, debris, and soil clods which stick to the film while lying in the field. The film must be rolled up by hand or machine, completely cleaned of the soil, plant residue and foreign matter, transported to a processing plant, ground up and reprocessed. At present, this process, without subsidies, is not economically feasible and when non-degradable mulch film is removed and transported to holding locations, there is the additional problem of concentrated leaching of pesticides, herbicides, fumigants and fertilizers into the water table. The Company's solution to these problems was the introduction of Plastigone(R) degradable agricultural mulch film, now manufactured at its Fort Myers, Florida location. In 1995, degradable plastic mulch film accounted for approximately 40% of the Company's sales.

     The Company's customer base for plastic mulch film ranges from very small to very large farms in North America and Mexico. The Company's distribution channels consist of sales directly to growers with no mid-level distribution network, sales to farmers through commissioned agents, and sales to distributors who sell and extend credit to small farmers and larger growers.

     Through a network of distributors, the Company is continuing to assemble and train a nationwide sales force. Distributors typically order products by the truckload and sell to the farmers. Distributor relationships are not exclusive nor subject to a written agreement. The Company establishes its relationships with distributors on an informal basis which can be terminated by either party at any time.

     Since the Company started manufacturing its own mulch film, it has added a co-extruded (two layer), non-degradable, white-on-black film, which is sold during the second and third quarters of the year. Typically, these fiscal quarters have, as a result of seasonality, been weak for the Company's sales. Management expects that the Company will be less affected by seasonality of the black film market because of the white on black film and other products it now offers.

Compost Bags

     Through the Federal Land Fill Reduction Legislation of 1976 the federal government has mandated the reduction of debris entering land fills, and states and municipalities are being forced to seek solutions to the problem. Because approximately 25% of the content of land fills is compostable lawn and garden waste, composting represents a future alternative to land fill. The benefits to the ecology and economy of re-deploying composted vegetation are well documented, as is the need for land fill reduction. The Company's UV activated, biodegradable compost bag was specifically designed to meet this need. The photo-biodegradable bag is generally 32 by 40 inches and includes a draw string.

     Certain states and municipalities have mandated degradable bags for compostable waste. The Company's compost bag has been accepted for mandated use in Charlotte County, Florida as the only photo-biodegradable bag that met specifications. The Company is aggressively moving to expand sales in these markets both directly and through distributors. Currently distribution is direct to retailers in Florida, and through distributors in other parts of the country. This bag is available, in certain areas, in supermarkets and other outlets as a necessary component in a system for municipalities to compost lawn and garden waste and thereby reduce the volume placed in land fills. Customers include Publix Supermarkets, National Serve All, True Value Hardware and Walmart as well as other major retailers who stock the product on a regional basis The Company also sells direct to certain end users

     Currently, the manufacturing of these bags is subcontracted out to others. The Company currently does not have the necessary machinery and equipment to manufacture the bags in house. The Company regularly evaluates the feasibility of manufacturing the bags in house.

Industrial Stretch Wrap Film

     The Company has developed and is about ready to manufacture and market a premium industrial stretch wrap film. Stretch wrap film is used extensively in the wrapping of pallets loaded with goods in preparation for transport or storage. The Company's product is a one-sided-cling, 300% high-performance stretch film as compared to the general commodity market product which is a two-sided-cling, 175% stretch film. A one-sided-cling film has the advantage over a two-sided- cling film, in that pallets can be placed next to each other without the stretch wraps of the two pallets adhering and entangling with each other and ultimately ripping and spilling the contents of the pallets. The advantage of using a 300% stretch film over a 175% stretch film is that less stretch film is employed to do the same job thereby reducing the cost of packaging..

     The Company has further plans to expand its industrial stretch films to include specialty items such as antistatic stretch film, UV stabilized stretch film and a photo-biodegradable stretch film employing the Company's patented additive. Stretch film is non seasonal, as compared to agricultural mulch film, which will allow the Company to maintain a more constant level of business throughout the year. Specialty stretch films are part of an overall stretch film market that is estimated to be approximately 1.8 billion pounds annually.

Silage Wrap Film

     A further application of the stretch film manufacturing technology developed by the Company will be the manufacture of silage wrap film. The formulation of this product has already been established by the Company. Although current estimates are that the market size for silage wrap is 100 to 125 million pounds annually, very little is sold in the United States. As a result there is a potentially very large, although untapped, market in the United States. The Company plans on entering this market during the later part of 1997.

Degradable Additive

     Opportunities exist in certain industry segments to sell the Company's patented additive as an independent line. With the exclusive licensing rights to all of the Americas for the photo- biodegradable technology, Plastigone is in discussions with plastics manufacturers in North America and both South and Central America to supply the additive on a wholesale basis. The Company is in the testing phase with certain manufacturers to supply the additive for use in specific situations, e.g. arms manufacturers are testing the additive for use in plastic shotgun shell waddings.

     Plastigone(R) additive (also referred to as Masterbatch) can be used in a large number of different plastic products, including products made of linear-low-density polyethylene, low density polyethylene, and high density polyethylene. In the United States, each of these products has commanded a specific market area and has attracted its own family of producers and distributors. The Company plans on pursuing these markets in the near future.

     In 1988, the Company introduced Plastigone(R) Litterless #221 masterbatch degradable additive for use in nonagricultural applications. The Company has sold a degradable masterbatch to banana growers in Central and South America to test degradable banana bags. A formulation for degradable grape vine has been determined to have the same characteristics as the tape presently in use, except the tape currently used in the industry is made from PVC, a carcinogen. The Company presently intends to pursue these markets. Masterbatch additive sales were not significant in 1995.

Market Strategy

     To promote the long-term position of the Company as a market leader, the Company adopted the strategy to become the authoritative voice in plasticulture (plastics in agriculture; whether degradable or non-degradable), using university affiliated experts and other recognized professionals in the agricultural industry. The Company's aim is to be considered a definitive source of thoroughly tested technical data for this method of farming. To this end, the Company worked closely with the

American Society for Plasticulture in sponsoring independent university research and field testing, and organizing international symposiums on the use of degradable plastics in agriculture.

     The Company has adopted a strategy which it believes will increase sales of both degradable and non-degradable plastic film and related products. Because the use, both commercially and privately, of degradable products is a relatively new and developing market, the Company continually monitors the demand for degradable products, and acceptance of such products by segments of industry. As demand and acceptability increase, the Company will, as it does with all prospective markets it considers, study the potential for the Company to compete for orders for the particular product as well as the profitability of the potential sales when deciding whether to enter the market. It is expected that as demand for degradable products increases, the Company's emphasis on these products will also increase. However, until such time as the Company determines that a change in its strategy is required, it will continue to market non-degradable products as well so as to maximize its involvement in profitable markets and to create financial stability through a diverse product base and the ability to adjust production to the needs of a particular industry segment. As with its agricultural products, the Company's aim is to be considered a principal source on degradable plastic technology in the composting environment. Management believes that successful results from field tests currently being conducted by various municipalities around the country would result in wide spread use of the Company's degradable compost bags. However, the primary focus is currently in those States that have implemented laws requiring separation of yard waste for composting. Many states have passed such laws and a number of additional states have legislation pending. State agencies are engaged in determining the best methods for implementing these programs. Plastigone continues to offer its assistance to municipalities attempting to establish standards for degradable compost bags.

Manufacturing Operations

     Until August 1992, the Company's operations consisted of (a) subcontracting the manufacture of plastic film utilizing the additive for sale of the finished degradable product to its own customers; and (b) marketing the additive to manufacturers of plastic products, neither of which was very successful.

     On August 15, 1992, the Company commenced manufacture of plastic agricultural mulch film in its own plant in Ft. Myers, Florida, producing both degradable and non-degradable film. This has enabled the Company not only to control the quality of its product line but also assure timely delivery of customer orders.

     The Company presently limits its subcontracting activities to the manufacture of products other than plastic film. The Company has determined that certain other products such as compost bags, are able to be produced to its standards by others, while plastic film, which has more exacting standards, is not conducive to manufacture by others.

Competition

     Although the Company believes that its UV degradable agricultural mulch film is a unique product, other forms of degradable plastics are available. There is only one recognized product known to Plastigone that does not require exposure to ultraviolet radiation before disintegration. This product is very expensive and the Company is of the view that it is therefore not structured for use in competitive film products.

     Corn starch plastic is the predominant alternative to the Company's degradable products. It consists of a mixture of corn starch and plastic. While the corn starch biodegrades, the plastic is not biodegradable. The plastic may be as much as 80% of the total product . Corn starch plastic has other disadvantages: it does not blend well with the melted plastic resins making the manufacturing process much more difficult; it does not have a stable shelf life especially under humid conditions; and the degradation process cannot be time regulated. Lactose plastic is another alternative. These plastics use lactose rather than starch but have much the same disadvantages as corn starch plastics. Hydro-degradable plastic is an alcohol based plastic that dissolves into small fragments in water but does not biodegrade. The degradation process cannot be regulated and is rapid once in contact with water. Photo-degradable plastic is a UV activated degradable plastic that embrittles and breaks down into small flakes. Its disadvantages are that it does not biodegrade and builds up in the soil. The degradation process as well cannot be time regulated. Plastigone's technology is unique in that it is truly photo and biodegradable and its degradation process can be time regulated. This gives Plastigone a significant competitive advantage in the agricultural market as well as in certain other markets.

     There are many competitors in the non-degradable agricultural mulch film market. The Company's prices for this product are competitive with other like products on the market. The Company has an advantage in Florida, its major market area, since customers can save on packaging and freight costs by picking up the products at the factory in Ft. Myers. In addition to the regular non-degradable mulch film, the Company sells a value added category of films made from different blends of resins for different applications, including red and green reflective films, "super tuff" film and "super strength" film. The Company also regularly includes in its production schedule smaller custom orders for these high value films. The Company's embossed cast film line is producing plastic mulch film which the Company believes to be of the highest quality available in each category. The plastic mulch film manufactured by the Company to its exacting standards is performing well in its agricultural applications.

     With respect to the Company's nonagricultural products, its competitors consist of large chemical companies, such as Mobil, Union Carbide, Dow Chemical and Ampacet, which have much greater financial, personnel, manufacturing, research and development resources than the Company, as well as established reputations and distribution networks. The Company competes by concentrating on smaller specialty niche markets that are overlooked or are too small for these larger competitors to enter on a profitable basis. There can be no assurance that the Company's nonagricultural products or its degradable products will achieve a successful penetration of any markets.

Source of Supply

     Except for the degradable additive, all other raw materials used in the manufacturing process are readily available from different companies at competitive prices. Plastic resin used in the manufacturing of film is produced by companies like Dow Chemical, Union Carbide, Chevron and Ampacet Corp. and is purchased directly from them or distributors. The degradable additive is purchased from the Company's licensor. (See "Patents, Trademarks and Licenses"). The Company has no reason to believe that its licensor will be unable to supply its needs; however, the Company can also purchase the degradable additive from at least one foreign licensee.

Dependence on One or a Few Major Customers

     During the year ended December 31, 1995, one of the Company's distributors accounted for 14% of the Company's sales. No other customer accounted for 10% or more of the Company's sales. The five largest customers of the Company represented an aggregate of approximately 37% of total product sales.

Patents, Trademarks and Licenses

     The inventors and patent owners of the technology underlying the Company's photo- biodegradable products are Gerald Scott and the estate of Dan Gilead, who granted the rights to exploit their patents and applications for patents, and future modifications or improvements thereof, to Plastopil-Hazorea, Ltd. ("Plastopil"), an Israeli limited partnership. The Company's agreement with Plastopil grants to the Company the exclusive license in the Western Hemisphere (except as to baling twine in the United States) to use and sell products utilizing the Scott-Gilead technology. Except under certain conditions the Company will not manufacture the additive itself, but will purchase it from Plastopil or its licensees outside of the United States. Although the patents underlying the license expire in 2001 and 2002 it would be very difficult for others to duplicate the processes, know how and technology required to produce the additive. Plastigone plans to modify and improve the additive and reapply for new patents before their expiration.

     The Company's license from Plastopil is essential to its manufacture and marketing of photo- biodegradable plastic film, which accounted for 40% of sales revenue in 1995, as compared to 33% of sales revenue in 1994. It is the intention of the Company to continue to increase its sales of photo- degradable plastic film as part of its overall strategy of marketing its products, whether degradable or non-degradable, to the special needs of customers.

     The Company is currently engaged in the marketing of UV activated biodegradable additives for plastic film under the trademark "Litterless #221"; and manufacturing and marketing of photo-biodegradable plastic film and plastic bags under the trademark "Plastigone(R)" and non-degradable plastic film under the tradename "Plastay."

FDA Compliance

     Management  believes  that  its  formulations  comply  with  Food  and Drug
Administration requirements relating to plastic bags and sacks for grocery, supermarket, and retail store applications. Temporary contact of the film to food products has been approved.

Research and Development

     During its development stage, the Company was involved in sponsoring the testing of its degradable mulch film by agricultural departments at more than 25 colleges and universities around the country. The testing validated the Company's representations concerning degradability and nontoxicity even with variations in crops, growing seasons, geographic location, temperature and other variables.

     Comprehensive research performed at major agricultural centers and laboratory reports also confirmed the photo-biodegradability of the Company's product and that it was totally non toxic according to water and soil samples. A study done by Alvarez, Lehman & Associates, Inc., of Tallahassee, Florida demonstrated that there is no toxicity when Plastigone's degradable product is degraded in water and fed to fish or plant life. Another study done by Research Triangle Institute, of Research Triangle Park, North Carolina demonstrated that the additive did confer degradability to otherwise inert plastic.

     During 1995 the Company focused its research and development efforts on several activities. The Company formulated and developed a high performance industrial stretch wrap with one sided cling and 300% stretch. Extensive work was performed on the base manufacturing equipment and electronic controls to enable efficient production of stretch wrap, resulting in an increase in capacity of almost 100%. This was accomplished through the use of the Company's staff as well as outside consultants. The Company believes that stretch wrap will become its major product line in future years.

     General research and development is ongoing and management expects to develop new products focused on niche markets that are too small for major chemical companies to pursue. In 1995 and 1994 the Company invested $256,032 and $0, respectively, in research and development.

Employees

            The Company presently employs 18 people on a full time basis, of whom six are in sales and administration, and the balance are engaged in manufacturing. None is represented by a collective bargaining agent. The Company believes its relations with its employees to be good.

Item 2. Description of Property
-------------------------------

     The Company owns 1.8 acres located at 2814 South Street, Fort Myers, Florida 33916. The Company has two buildings located on the premises, totaling 15,000 square feet, which house its executive and manufacturing facilities (including laboratory facilities for quality control). The Company has given a mortgage on the property in connection with its acquisition of the site. The balance of the mortgage debt was $205,165 as of December 31, 1995. A semiannual payment of $12,530 is due April 15, 1997 and a balloon payment of $202,245 is due on October 15, 1997. These payments include interest at 10%. (See Item 7. Financial Statements - Notes to Financial Statements - Note E). The Company leases an additional 2.6 acres including a 2,800 square foot storage building from the city of Fort Myers. The Company has an option to purchase the property from the city.

Item 3. Legal Proceedings
-------------------------

     The Company is currently a defendant in certain actions, all of which involve former customers or suppliers of the Company. Such actions involve claims for non-payment of amounts due totaling less than $100,000 in aggregate. No assurance can be given as to if, or when, such claims will be resolved or that such resolution will be in favor of the Company. (See Item 7. Financial Statements - Notes to Financial Statements - Note I).

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

     On June 7, 1994, the Company's common stock, which traded under the symbol GONE, was delisted from the Nasdaq SmallCap Market. The determination by The Nasdaq Stock Market, Inc. to delist was on the basis of the Company's failure to meet the filing requirements of Schedule D of the NASD (National Association of Securities Dealers) Bylaws. The Company's common stock has since traded in the over-the-counter market. The last reported high and low bid price per share for the Company's common stock as reported on Nasdaq on June 7, 1994 was 7/8 and 5/8, respectively. There were no reported bid or asked prices for the Company's common stock from June 8, 1994 to January 2, 1996.

     Information is set forth below concerning the high and low bid prices per share for the Company's Common Stock for each quarter of 1996. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                1996                    High Bid                Low Bid
                ----                    --------                -------

            First Quarter                1 / 2                  1/16

            Second Quarter               7/16                   3/16

            Third Quarter                3/8                    1/8

            Fourth Quarter               11/32                  3/32

     The Company estimates that, at December 31, 1996, there were approximately 1,800 shareholders. The Company has never paid cash dividends.

Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

General

     The fiscal year ended December 31, 1995 was a disappointing year for the Company. A number of key events, principally the weather and NAFTA, adversely impacted the Company's operating results for the period.

     The Southeastern U.S. experienced the highest rainfall recorded since 1936, resulting in three major floods. In addition, 1995 was a record year for hurricanes. Agricultural mulch film customers either lost crops or were unable to plant because of flooded fields. Farm production was reduced by as much as one-third. Many farms were forced into bankruptcy, or discontinued farming all together. Some were forced to sell farmland just to stay in business.

     In 1995, the North American Free Trade Agreement (NAFTA) came into full operation. Under NAFTA Mexican farmers can grow, ship, and deliver to buyers in the U.S. at a lower cost than the American farmer. Florida farmers, historically produced and sold $600 million worth of tomatoes or 58% of the U.S. market. As a result, in 1995 Florida farmers produced only 37% of the tomatoes sold in the U.S. market, a decline of approximately $200 million.

Revenues

     Net revenues for the year ended December 31, 1995 were $2,220,749 compared to $3,253,728 for the year ended December 31, 1994. a decrease of 32%. Most of this decrease was attributable to the aforementioned events. Lost revenues, in turn, also contributed to severe cash flow problems, resulting in the Company's inability to obtain raw materials on a timely basis. During 1995 the Company had 95 days of production downtime.

     Degradable plastic mulch film accounted for approximately 40% of the Company's revenues in 1995 as compared to 33% in 1994. The Company's revenues are very seasonal due to the fact that the Company is dependent on the agricultural market. Revenues during the 1st quarter of 1995 and 1994 accounted for approximately 48% and 31%, respectively of total revenues for 1995 and 1994.

     It is the Company's intention to diversify away from its dependence on the agricultural market. Although, the agricultural market will always be a part of the Company's overall strategic plan, the Company plans to diversify into the industrial film market during the 2nd quarter of 1997 with specialty niche market films. This will include a one-sided cling, 300% stretch film, which the Company has already formulated and produced in limited test runs, with positive results. Other specialty films will include anti-static film and silage wrap. The Company also plans on aggressively developing the market for degradable compost bags and its patented additive. Arms manufacturers are currently testing the additive in shotgun shell waddings. Remington Arms, after extensive testing with very positive results, is expected to began purchasing the additive during 1997. The Company expects other arms manufactures to follow suit shortly.

Cost of Goods Sold

     Cost of goods sold as a percentage of sales was 87 % for the year ended December 31, 1995 as compared to 75% for the year ended December 31, 1994. This increase was a result of several factors. Cash flow problems as discussed above caused a stop and start again manufacturing situation as the Company had to halt manufacturing numerous times because of a lack of raw materials and start up again as receivable collections allowed the purchase of raw materials. Also contributing to increased manufacturing costs were fluctuations in the cost of plastic resins.

Research and Development

     The Company invested $256,032 in research and development in 1995, primarily in the area of specialty stretch wrap films. This included the formulation, machinery and electronics modifications and manufacturing test runs. As discussed above, the Company plans to aggressively pursue this market beginning in the 2nd quarter of 1997. No research and development costs were recognized during the year ended December 31, 1994. The Company anticipates that some expenditure for research and development may be necessary in future periods to develop certain other specialty films. The Company plans on aggressively pursuing these markets in connection with its overall business strategy of diversifying away from its dependence on a currently depressed agricultural market and manufacturing products which respond to the special needs of certain niche markets. No estimate of these costs is possible at this time.

Selling General and Administrative

     Selling, general and administrative expenses were $827,867 for the year ended December 31, 1995 compared with $862,285 for the year ended December 31, 1994. This reduction of $34,418 was a result of efforts to control and reduce, where possible, certain expenses such as legal and consulting expenses.

Interest Expense

     Interest expense in 1995 was $120,646 or 5.4% of revenues compared to $134,018 or 4.1% of revenues for 1994. The decrease of $13,372 was a result of a reduction in short-term borrowings during 1995.

Liquidity and Cash Requirements

     During the 1st quarter of 1997 the Company entered into an agreement with Oakes, Fitzwilliams & Co., L.P., an investment banking firm, whereby $1,000,000 was raised through the issuance of convertible debt. (See Item 7. Financial Statements - Notes to Financial Statements Note L). The Company also raised an additional $528,000 in 1996 and $202,000 in 1995 in net proceeds from private placements. Certain of these proceeds were used to fund the retirement of notes payable as indicated below.

     The Company believes that it now has sufficient working capital to provide for its operations and to allow the Company to diversify its revenue base away from the depressed and seasonal agricultural market and into the specialty film market as part of its overall business strategy.

     As of December 31, 1995 the Company had a working capital deficit of $1,643,539. Of the $600,000 included under Current Liabilities as Notes Payable $275,000 was subsequently repaid during 1996 and $225,000 was subsequently converted to common stock and warrants in 1996. Accrued Interest of $155,571 was also converted to common stock and warrants during 1996. (See Item 7. Financial Statements - Notes to Financial Statements - Notes D & L).

     The Company does not believe that inflation has had a material effect on its sales or operations.

Item 7. Financial Statements.
-----------------------------

     Attached hereto at pages F-1 to F-16

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

     Certain information about directors and executive officers of the Company, is contained in the following table:

Name                           Age      Position
----                           ---      --------

Duncan Fitzwilliams            52       Chairman of the Board and Director

Ron Davis                      50       President, Chief Executive Officer
                                        and Director

William E. Clegg III           48       Vice President, Chief Financial Officer
                                        and Secretary

James Gellert                  28       Director

Avi Harpaz                     51       Senior Vice President and Director

Bruce Hausman                  66       Director

Business Experience

     Duncan J. L. Fitzwilliams has been a Director of the Company since February 1996. Since 1987, Mr. Fitzwilliams has been a founding member of Oakes, Fitzwilliams & Co., Limited. Mr. Fitzwilliams is Co-Chairman of Quadrant Healthcare plc. He is also a director of Bespak plc, the Lazard Fund and The Henry Venture (II) Fund. Mr. Fitzwilliams holds a B.A. from Oxford University.

     Ron Davis joined the Company in May 1994 as Vice President of Marketing and Sales and was elected by the Board as President and Chief Executive Officer in September 1994. He has been a member of the Board of Directors since October 1994. From September 1991 through April 1994, Mr. Davis was the International Business Manager for Atlantis Films, Inc. responsible for developing world wide sales and marketing. From 1988 to September 1991, Mr. Davis was the Divisional Manager of Specialty Products at AEP, Inc. (Automatic Extruders of Plastic). responsible for production scheduling, inventory, pricing, customer service and sales. Mr. Davis graduated from the University of Arkansas in 1975.

     William E. Clegg III joined the Company in August 1996 as Vice President and Chief Financial Officer. Prior to joining the Company Mr. Clegg was self-employed as a consultant in the accounting, finance and computer software field from May 1995 to July 1996. From December 1988 to April 1995, Mr. Clegg was Vice President and Chief Financial Officer of Danfoss, Inc., a manufacturer of electronic controls. Mr. Clegg holds a B.S. in Accounting from Louisiana Tech University.

     James H. Gellert, has been a Director of the Company since February 1996. Mr. Gellert has been associated with Oakes, Fitzwilliams & Co., L.P. since 1990 and has been a Vice President of the firm since 1994. Mr. Gellert holds a B.A. from Harvard University.

     Avi Harpaz has been a Director since the Company's inception in 1986 and served as Vice President-Finance and Chief Financial Officer from May 1988 to January 1991 and as President and Chief Financial Officer from January 1991 to April 1992. Mr. Harpaz has served as Senior Vice President of the Company since April 1992. Mr. Harpaz' wife is one of the principal shareholders of Foodis, Inc., which controls Isratrade Associates. Isratrade Associates owns 4.9% of the Common Stock of the Company. Mr. Harpaz is a certified public accountant in Israel and has a B.A. in economics from Tel Aviv University.

     Bruce Hausman has been a Director of the Company since August 1992. Mr. Hausman was associated with Belding Heminway Company, Inc. (textiles) from 1961 until 1993, first as a consultant and, from February 1988 to May 1992, as Senior Vice President and subsequently as a principal executive officer. He served as a director of Belding from 1978 until the sale of such company in 1993. Mr. Hausman also served as a director of Circa Pharmaceuticals, Inc. from August 1990 to July 1995. Mr. Hausman was elected to the Board of Directors of Daltex Medical Sciences, Inc. in December of 1993 and became its President and Chief Executive Officer in May of 1995. He holds a M.S. from Columbia University School of Business and a J.D. from New York Law School. He was admitted to the New York Bar in 1980.

Item 10. Executive Compensation.
--------------------------------

     The following table sets forth information concerning the annual compensation of the Company's chief executive officer for the 1995 fiscal year. None of the executive officers of the Company received compensation exceeding $100,000 during the 1995 fiscal year.



                              Annual Compensation                                 Long Term Compensation
                              -------------------                                 ----------------------
                                                                             Awards                Payouts
                                                        Other      Restricted        Shares
Name and Principal                                     Annual        Stock          Underlying     All Other
Position               Year     Salary      Bonus   Compensation    Award ($)        Options (#)   Compensation
--------               ----     ------      -----   ------------    -----            -------       ------------
Ron Davis (1)          1995     $75,000   $12,861       ---           ---            300,000            ---
President and Chief    1994     $44,423       ---       ---         $4,135             ---              ---
Executive Officer

(1)  Mr. Davis joined the Company in May 1994.


Option / SAR Grants in Last Fiscal Year
---------------------------------------

     The following table contains information at May 5, 1997, relating to the number of warrants (stock appreciation rights) granted during the 1995 fiscal year and the number and value of such unexercised warrants held by the officer named in the Summary Compensation Table.



                    Number of             Percent of Total
                   Securities              Options / SARs
                   Underlying               Granted to
                  Options / SARs           Employees in             Exercise or Base
Name               Granted (#)              Fiscal Year              Price per Share          Expiration Date
------------- --------------------   -----------------------   ------------------------   ------------------------
Ron Davis          300,000                     54.9%                    $0.20                   June 30, 1998


Compensation of Directors

     The Company does not compensate its Directors for service as a director. Actual expenses associated with attending meetings of the Board are reimbursed.

Employment Contracts and Termination of Employment and
Change-in-Control Agreements

     On August 1, 1996 the Company entered into a three-year employment agreement with the President and Chief Executive Officer, Ron Davis, for an annual salary of $135,000 plus annual bonus as determined by the Board of Directors. In addition, Mr. Davis is entitled to receive incentive compensation based on 5% of the Company's annual net operating income, as such is defined in the employment agreement. In conjunction with the agreement the Company granted Mr. Davis 50,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock at an exercise price of $.25 per share (one-third of which vested immediately and the balance vested on January 2, 1997). In the event that during the term of the agreement the Company acquires by merger or consolidation all the assets of or a controlling interest in another entity, the Company will grant Mr. Davis an additional 1,000,000 warrants to purchase common stock at $.25 per share exercisable in three equal installments.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     Security ownership of certain beneficial owners.

     The following table sets forth, as of April 5, 1997, certain information with respect to persons who, to the best of the Company's knowledge, were beneficial owners of more than 5% of the issued and outstanding shares of stock of the Company.



--------------------------------------------------------------------------------

Title of Class   Name and Address         Amount and Nature            Percent
                 of Beneficial Owner      of Beneficial Ownership(1)   of Class

--------------------------------------------------------------------------------

Common Stock     Cazenove & Co.            2,145,190 (2)               9.4%
                 12 Tokenhouse Yard
                 London, EC2R, 7AN
                 England

                 Avi Harpaz                1,523,000 (3)               6.7%
                 16 Arugot Street
                 Herzalia, 46364
                 Israel

                 Ron Davis                 1,350,000 (4)               5.9%
                 1992 Allen Court Drive
                 Germantown, TN

--------------------------------------------------------------------------------


(1) Includes both the right to vote and the right to dispose of the shares unless otherwise indicated.

(2) According to the records of the Company, Cazenove & Co. (i) directly owns 1,350,095 shares of Common Stock of the Company; and (ii) holds currently exercisable warrants to purchase 795,095 shares of Common Stock of the Company.

(3) Includes 1,123,000 shares owned by Isratrade Associates, 1214 Capri Street, Coral Gables, Florida 33134. According to a Schedule 13G dated March 9, 1990, Isratrade Associates is a partnership of Isratrade, Inc. (39.5%), B-Trade, Inc. (7.5%), Foodis, Inc. (47%) and Albert Ifra (6%). Foodis, Inc. is the managing partner. The wife of Avi Harpaz, member of the Board of Directors, is one of two principal shareholders, and an officer and director of Foodis, Inc. The
     Schedule 13G states that Mrs. Harpaz disclaims any beneficial ownership of shares of the Company. Also includes 200,000 shares issuable upon exercise of currently exercisable warrants and 200,000 issuable upon exercise of currently exercisable options held by Mr. Harpaz.

(4) Includes 1,300,000 shares of Common Stock issuable upon exercise of currently exercisable warrants.

     Security ownership of management.

     The following table sets forth, as of May 5, 1997, information regarding the beneficial ownership of the Company's equity securities owned by each director of the Company, the named officers and by all directors and officers as a group:


------------------------------------------------------------------------------------------------

Title of Class  Name and Address                       Amount and Nature            Percent of
                of Beneficial Owner                    of Beneficial Ownership(1)   Class
------------------------------------------------------------------------------------------------


Common            Ron Davis                             1,350,000 (2)               5.9%
                  1992 Allen Court Drive
                  Germantown, TN

                  Avi Harpaz                            1,523,000 (3)               6.7%
                  16 Arugot Street
                  Herzalia, 46364
                  Israel

                  Bruce Hausman                           588,234 (4)               2.6%
                  4642 Bocaire Blvd.
                  Boca Raton, FL  33487

                  Duncan J.L. Fitzwilliams                          0                 0%
                  c/o Oakes Fitzwilliams & Co., L.P.
                  909 Third Avenue
                  New York, N.Y.  10022

                  James H. Gellert                                  0                 0%
                  c/o Oakes Fitzwilliams & Co., L.P.
                  909 Third Avenue
                  New York, N.Y.  10022







                   All Directors and Executive            3,811,234 (5)            16.7%
                   Officers as a Group ( 6 persons)

----------------------------------------------------------------------------------------



(1) Includes both the right to vote and to dispose of the shares unless otherwise indicated.

(2) Includes 1,300,000 shares of Common Stock issuable upon exercise of currently exercisable warrants.

(3) Includes 1,123,000 shares owned by Isratrade Associates as to which shares Mr. Harpaz disclaims beneficial ownership. Also includes 200,000 shares issuable upon exercise of currently exercisable warrants, and 200,000 issuable upon exercise of currently exercisable options.

(4) Includes 408,367 shares issuable upon exercise of currently exercisable warrants.

(5) Includes 2,158,367 shares issuable upon exercise of currently exercisable warrants and 300,000 shares issuable upon exercise of currently exercisable options.

Compliance with Section 16(a) of the Exchange Act.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Exchange Act during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the following directors, officers and beneficial owners of more than 10% of the Company's common stock did not file the required reports under Section 16(a) on a timely basis:


Name                         Number of Late Reports      Number of Transactions
-----                        ----------------------      ----------------------
Ron Davis                               2                           3

Duncan Fitzwilliams                     1                           0

William E. Clegg III                    1                           1

James Gellert                           1                           0

Avi Harpaz                              2                           2

Bruce Hausman                           3                           4


     All such individuals, except for Mr. Harpaz, have filed the required reports with the Securities and Exchange Commission as of May 14, 1997, the date of filing of this report.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

     None.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits

      3.1  (1)    Articles of Incorporation (as amended)
      3.2  (2)    By-Laws
      4.1  (3)    Form of Convertible Secured Loan Note Due 1999.
      4.2  (3)    Form of Regulation S Warrant.
      10.1 (4) +  Incentive Stock Option Plan.
      10.2 (5)    License Agreement.
      10.3 (6)    Amendment to License Agreement dated January 2, 1990.
      10.4 (6)    Agreements extending due date of promissory notes.
      10.5 (6)    Fort Myers City Industrial Park Land Lease.
      10.6 (6)    Lease of Apartment - Reflections Apartments.
      10.7 (6) +  Ron Davis - Warrant to purchase common stock.
      10.8 (7) +  Amended and Restated 1989 Stock Option Plan.
      10.9 +      Employment Agreement dated August 1, 1996 between Ron Davis and the Company.
      27          Financial Data Schedule.
      99.1 (3)    Placement Agency Agreement dated January 17, 1997 by and
                  between the Company and Oakes, Fitzwilliams & Co. Limited.
      99.2 (3)    Form of Offshore Securities Purchase Agreement.
      99.3 (3)    Form of Security Agreement dated February 21, 1997 by and
                  between the Company and Oakes, Fitzwilliams & Co. Limited, as representative of the investors in the Offering.


(1) Incorporated by reference to Exhibits 3(a) and 3(b) of the Registrant's Registration Statement on Form S-1, File No. 33-29625 NY dated June 22, 1989 (the "S-1 Registration Statement").

(2) Incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(3) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Report on Form 8-K filed on March 17, 1997.

(4) Incorporated by reference to Exhibit 10.1 of Amendment No. 1, dated August 28, 1989, to the S-1 Registration Statement.

(5)  Incorporated  by  reference  to  Exhibit  10.3  of  the  S-1   Registration
     Statement.

(6) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 as filed with the Securities and Exchange Commission on March 30, 1995.

(7) Incorporated by reference to Exhibit 14(a)(3)(28) of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

+ Management contract or compensatory plan or arrangement required to be noted as provided pursuant to Item 13(a) of the instructions to Form 10-KSB.

     Copies of any exhibit to this Form 10-KSB will be provided upon written request to the Secretary of the Company and payment of the cost of copying such exhibit.

(b)  Reports on Form 8-K

     On March 17, 1997, the Company filed a report on Form 8-K with the Securities and Exchange Commission to report that, on February 28, 1997, it had consummated the sale of 72.5 units of the Company ("Units") at a purchase price of $10,000 per Unit to twelve foreign investors. Each Unit consists of (i) a $12,500 principal amount Convertible Secured Loan Note Due 1999 of the Company, and (ii) warrants to purchase 50,000 shares of common stock, $0.01 par value per share. Such sale of Units was effected pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PLASTIGONE TECHNOLOGIES, INC.


Date: May 12, 1997          By:         /s/ Ron Davis
                                        -------------
                                        Ron Davis
                                        President, Chief Executive Officer and
                                        Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on May 12, 1997.



/s/ Duncan J.L. Fitzwilliams
----------------------------    Chairman of the Board
Duncan J.L. Fitzwilliams

/s/ Ron Davis
----------------------------    President, Chief Executive Officer and Director
Ron Davis

/s/ William E. Clegg III        Vice President & Chief Financial Officer
---------------------------     (Principal Financial and Accounting Officer)and
William E. Clegg III            Secretary


/s/ James H. Gellert
---------------------------     Director
James H. Gellert


---------------------------     Director
 Avi Harpaz

/s/ Bruce Hausman
---------------------------     Director
Bruce Hausman

                                                    Commission File No. 0-18193





                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    EXHIBITS

                                       to

                          ANNUAL REPORT ON FORM 10-KSB

                CURRENT REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          PLASTIGONE TECHNOLOGIES, INC.

Exhibit
Number          Document                                           Page Number
------          --------                                           -----------

3.1  (1)        Articles of Incorporation (as amended)
3.2 (2)         By-Laws
4.1  (3)        Form of Convertible Secured Loan Note Due 1999.
4.2  (3)        Form of Regulation S Warrant.
10.1 (4) +      Incentive Stock Option Plan.
10.2 (5)        License Agreement.
10.3 (6)        Amendment to License Agreement dated January 2, 1990.
10.4 (6)        Agreements extending due date of promissory notes.
10.5 (6)        Fort Myers City Industrial Park Land Lease.
10.6 (6)        Lease of Apartment - Reflections Apartments.
10.7 (6) +      Ron Davis - Warrant to purchase common stock.
10.8 (7) +      Amended and Restated 1989 Stock Option Plan.
10.9 +          Employment Agreement dated August 1, 1996
                between Ron Davis and the Company.
27              Financial Data Schedule.
99.1 (3)        Placement Agency Agreement dated January 17,
                1997 by and between the Company and Oakes,
                Fitzwilliams & Co. Limited.
99.2 (3)        Form of Offshore Securities Purchase Agreement.
99.3 (3)        Form of Security Agreement dated February 21,
                1997 by and between the Company and Oakes, Fitzwilliams & Co. Limited, as representative of the investors in the Offering.

____________________

(1) Incorporated by reference to Exhibits 3(a) and 3(b) of the Registrant's Registration Statement on Form S-1, File No. 33-29625 NY dated June 22, 1989 (the "S-1 Registration Statement").

(2) Incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(3) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Report on Form 8-K filed on March 17, 1997.

(4) Incorporated by reference to Exhibit 10.1 of Amendment No. 1, dated August 28, 1989, to the S-1 Registration Statement.

(5)  Incorporated  by  reference  to  Exhibit  10.3  of  the  S-1   Registration
     Statement.

(6) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 as filed with the Securities and Exchange Commission on March 30, 1995.

(7) Incorporated by reference to Exhibit 14(a)(3)(28) of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

+ Management contract or compensatory plan or arrangement required to be noted as provided pursuant to Item 13(a) of the instructions to Form 10-KSB.

                          PLASTIGONE TECHNOLOGIES, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                              PAGE
                                                             NUMBER
                                                             ------

REPORT OF INDEPENDENT AUDITORS                                 F-2


BALANCE SHEET AS AT DECEMBER 31, 1995                          F-3


STATEMENTS OF OPERATIONS FOR EACH OF
THE YEARS IN THE TWO-YEAR PERIOD ENDED
DECEMBER 31, 1995                                              F-4


STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY (CAPITAL DEFICIENCY) FOR EACH OF
THE YEARS IN THE TWO-YEAR PERIOD ENDED
DECEMBER 31, 1995                                              F-5


STATEMENTS OF CASH FLOWS FOR EACH OF THE
YEARS IN THE TWO-YEAR PERIOD ENDED
DECEMBER 31, 1995                                              F-6


NOTES TO FINANCIAL STATEMENTS                                  F-7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Plastigone Technologies, Inc.


     We have audited the accompanying balance sheet of Plastigone Technologies, Inc. as at December 31, 1995, and the related statements of operations, changes in shareholders' equity (capital deficiency) and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Plastigone Technologies, Inc. at December 31, 1995, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has sustained recurring losses and has a working capital deficiency and a capital deficiency at December 31, 1995. Further, the Company is in default on its notes payable. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Richard A. Eisner & Company, LLP
May 12, 1997

New York, New York
July 16, 1996

With respect to Note H[4]
August 1, 1996

With respect to Note I
December 12, 1996

With respect to Note L
April 8, 1997

                          PLASTIGONE TECHNOLOGIES, INC.

                                  BALANCE SHEET

                             AS AT DECEMBER 31, 1995

                                   A S S E T S
                                   -----------


Current assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . .    $    8,601
   Accounts receivable less allowance for doubtful
     accounts of $24,000 (Notes D, I and J) . . . . . . . .       265,387
   Inventories (Notes A[2], B and D). . . . . . . . . . . .       461,515
                                                              -----------

          Total current assets. . . . . . . . . . . . . . .       735,503

Property, plant and equipment, at cost, net of
   accumulated depreciation of $380,584
   (Notes A[3], C and D). . . . . . . . . . . . . . . . . .     1,578,158
License, at cost, less accumulated amortization of $10,000
   (Notes A[4] and H[1]). . . . . . . . . . . . . . . . . .        30,000
Other assets. . . . . . . . . . . . . . . . . . . . . . . .        19,451
                                                              -----------

          T O T A L . . . . . . . . . . . . . . . . . . . .   $ 2,363,112
                                                              ===========

                              L I A B I L I T I E S
                              ---------------------

Current liabilities:
   Due to shareholder (interest at 10%) . . . . . . . . . .   $    35,000
   Due to private placement agents (interest at 10%). . . .       194,000
   Current maturities of mortgage note (Note E) . . . . . .         9,790
   Notes payable (Note D) . . . . . . . . . . . . . . . . .       600,000
   Notes payable - vendors (interest from 10% to 12%) . . .       159,390
   Accounts payable . . . . . . . . . . . . . . . . . . . .       917,583
   Accrued expenses . . . . . . . . . . . . . . . . . . . .       236,453
   Accrued interest . . . . . . . . . . . . . . . . . . . .       226,826
                                                              -----------

          Total current liabilities . . . . . . . . . . . .     2,379,042
                                                              -----------

Mortgage note, less current maturities (Note E) . . . . . .       195,375
                                                              -----------

Commitments and contingencies (Notes H and I)

                               CAPITAL DEFICIENCY
                               ------------------
                                    (Note F)

Common stock, par value $.01 per share; authorized
   25,000,000 shares; 10,255,989 shares issued and
   outstanding. . . . . . . . . . . . . . . . . . . . . . .       102,560
Additional paid-in capital. . . . . . . . . . . . . . . . .     5,486,718
Accumulated (deficit) . . . . . . . . . . . . . . . . . . .    (5,800,583)
                                                             -------------

          Total capital deficiency. . . . . . . . . . . . .      (211,305)
                                                             -------------

          T O T A L . . . . . . . . . . . . . . . . . . . .  $ 2 ,363,112
                                                             ============

     Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                          PLASTIGONE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS


                                                            Year Ended
                                                           December 31,
                                                           ------------
                                                     1995               1994
                                                     ----               ----

Net revenues (Note K) . . . . . . . . . . . .     $2,220,749        $3,253,728


Cost of goods sold. . . . . . . . . . . . . .      1,928,276         2,428,644
                                                 -----------        ----------


Gross profit. . . . . . . . . . . . . . . . .        292,473           825,084
                                                 -----------        ----------


Costs and expenses:

   Research and development costs . . . . . .        256,032

   Selling, general and administrative. . . .        827,867           862,285

   Settlement expenses (Note I) . . . . . . .         20,000           126,346

   Interest (income). . . . . . . . . . . . .        (17,855)          (36,837)

   Interest expense . . . . . . . . . . . . .        120,646           134,018

   Other (income) . . . . . . . . . . . . . .         (6,756)           (2,150)
                                                 ------------       -----------

          T o t a l . . . . . . . . . . . . .      1,199,934         1,083,662
                                                 ------------      -----------


NET (LOSS). . . . . . . . . . . . . . . . . .    $  (907,461)       $ (258,578)
                                                 ============       ===========


Net (loss) per common share . . . . . . . . .       $(.09)             $(.03)
                                                    ======             ======


Weighted average number of common shares
   outstanding (Note A[5]). . . . . . . . . .      9,571,825         9,385,989
                                                  ==========        ==========


     Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                          PLASTIGONE TECHNOLOGIES, INC.

       STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                                    (Note F)




                                                 Common Stock           Additional                        Stock
                                                 ------------            Paid-in        Accumulated    Subscription
                                            Shares        Amount         Capital         (Deficit)       Receivable          Total
                                            ------        ------         -------         ---------       ----------          -----

Balance - December 31, 1993 . . . . . .     9,435,989    $ 94,360       $5,298,318      $(4,634,544)     $(20,000)       $ 738,134


Value assigned to warrants issued and
   other... . . . . . . . . . . . . . .                                      3,700                                           3,700


Cancellation of shares. . . . . . . . .      (50,000)       (500)         (19,500)                          20,000           - 0 -


Net (loss) for year . . . . . . . . . .                                                    (258,578)                     (258,578)
                                          -----------   ---------      -----------       -----------     ---------      ----------


Balance - December 31, 1994 . . . . . .     9,385,989      93,860        5,282,518       (4,893,122)         - 0 -         483,256


Value assigned to warrants issued . . .                                     10,465                                          10,465


Issuance of common stock, net of
   expenses of $15,065 (Note F[1]). . .       870,000       8,700          193,735                                         202,435

Net (loss) for year . . . . . . . . . .                                                    (907,461)                     (907,461)
                                          -----------   ---------      -----------       -----------     ---------      ----------



BALANCE - DECEMBER 31, 1995 . . . . . .   10,255,989    $102,560       $5,486,718       $(5,800,583)     $  - 0 -        $(211,305)
                                          ===========   =========      ===========      ============     =========      ==========


     Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                          PLASTIGONE TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                            Year Ended
                                                           December 31,
                                                           ------------
                                                       1995           1994
                                                       ----           ----

Cash flows from operating activities:
   Net (loss). . . . . . . . . . . . . . . . . .     $(907,461)      $(258,578)
   Adjustments to reconcile net (loss) to net
     cash (used in) operating activities:
       Depreciation and amortization . . . . . .        89,161          89,263
       Value assigned to warrants. . . . . . . .        10,465           3,700
       Amortization of debt costs. . . . . . . .                        11,667
       Accrued interest. . . . . . . . . . . . .        80,287          72,582
       Changes in operating assets and
         liabilities:
           Decrease (increase) in accounts
             receivable. . . . . . . . . . . . .       447,191        (116,401)
          (Increase) decrease in inventories . .       (46,910)        194,384
           Decrease (increase) in other current
             assets. . . . . . . . . . . . . . .        42,273         (17,274)
           Decrease in other assets. . . . . . .        10,849           4,630
           Increase (decrease) in accounts
             payable and accrued expenses. . . .       103,652         (67,383)
                                                     ----------      ----------

             Net cash (used in) operating
               activities. . . . . . . . . . . .      (170,493)        (83,410)
                                                     ----------      ----------

Cash flows from investing activities:
   Purchase of property, plant and equipment . .       (79,543)        (18,917)
                                                     ----------      ----------

Cash flows from financing activities:
   Loans from placement agent. . . . . . . . . .                         5,000
   Proceeds on short-term borrowings . . . . . .                        50,000
   Principal payments of long-term debt. . . . .                        (4,224)
   Proceeds from sale of common stock. . . . . .       202,435
                                                     ----------       ---------

             Net cash provided by financing
               activities. . . . . . . . . . . .       202,435          50,776
                                                    ----------       ---------


NET (DECREASE) IN CASH . . . . . . . . . . . . .       (47,601)        (51,551)
Cash - beginning of year . . . . . . . . . . . .        56,202         107,753
                                                    ----------        ---------
CASH - END OF YEAR . . . . . . . . . . . . . . .    $    8,601       $  56,202
                                                    ==========       ==========
Supplemental disclosure of cash flow
   information:
     Cash paid for interest. . . . . . . . . . .     $  21,924       $  60,623


     Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                          PLASTIGONE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company and Summary of Significant Accounting Policies:
----------------------------------------------------------------------

     [1] The Company:
         -----------

         Plastigone Technologies, Inc. (the "Company") was incorporated in the State of Florida on April 24, 1986. The Company manufactures and distributes a line of photo activated biodegradable as well as nondegradable plastic film, primarily to the agricultural market. It also distributes degradable compost bags manufactured with its additive and sells the degradable additive to other plastic manufacturers.

         The Company has incurred substantial losses since inception and losses have continued in 1996, and as of December 31, 1995 has an accumulated deficit of $5,800,000 and a working capital deficiency of approximately $1,644,000. Further, $600,000 of notes payable on August 1, 1995 and the notes payable to vendors were not paid when due and are currently in default. As a result, the note holders can foreclose on substantially all the Company's assets. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         As discussed in Note L, in 1996, the Company raised $500,000 in equity financing and settled certain payables for less than the carrying amount. However, the Company is in need of substantial additional financing to continue its operations. The Company is attempting to obtain additional long-term financing but to date has been unable to consummate an agreement. The Company hopes to achieve profitable operations by reducing costs and increasing sales volume through the introduction of new product lines, however, there is no assurance when or if such can be obtained. Other alternative means of financing are being considered. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

     [2] Inventories:
         -----------

         Inventories are valued at the lower of cost (first-in, first-out) or market.

     [3] Equipment:
         ---------
         Equipment is stated at cost and depreciated over estimated useful lives using the straight-line method.

     [4] License costs:
         -------------

         License costs are being amortized using the straight-line method over a period of 20 years.


(continued)

                          PLASTIGONE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company and Summary of Significant Accounting Policies:
----------------------------------------------------------------------
           (continued)

     [5] Net loss per common share:
         --------------------------

         Loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding. The effect of warrants and options outstanding would be anti-dilutive and, therefore, have not been included in the computation.

     [6] Recently issued accounting pronouncements:
         ------------------------------------------

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective for the Company's fiscal year commencing January 1, 1996. SFAS No. 123 allows companies to either account for employee stock- based compensation under the new provisions of SFAS No. 123 or under the provisions of Accounting Principles Board ("APB") Opinion No. 25, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. At this time, the Company intends to continue accounting for its employee stock-based compensation in accordance with the provisions of APB Opinion No. 25.

     [7] Use of estimates:
         -----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     [8] Fair value of financial instruments:
         ------------------------------------

         The carrying value of cash, accounts receivable and accounts payable approximates the fair value because of the short maturity of those instruments.

         Due to the related party nature of the notes payable, the Company is unable to determine its fair value.


(continued)

                          PLASTIGONE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Inventories:
-----------------------

            Inventories are summarized as follows:

                        Raw materials. . . . . . . . . . . .  $282,726
                        Finished goods . . . . . . . . . . .   178,789
                                                             ---------

                                  T o t a l. . . . . . . . .  $461,515
                                                             =========


(NOTE C) - Property, Plant and Equipment:
-----------------------------------------

            Property, plant and equipment are summarized as follows:

                        Land . . . . . . . . . . . . . . . .  $   50,000
                        Building and improvements. . . . . .     354,799
                        Machinery and equipment. . . . . . .   1,410,528
                        Furniture and fixtures . . . . . . .      86,341
                        Automobiles. . . . . . . . . . . . .      22,018
                        Computer equipment . . . . . . . . .      35,056
                                                              ----------
                                  T o t a l. . . . . . . . .   1,958,742

                        Less accumulated depreciation and
                           amortization. . . . . . . . . . .     380,584
                                                              ----------

                                  T o t a l. . . . . . . . .  $1,578,158
                                                              ==========


(NOTE D) - Notes Payable:
-------------------------

     Notes payable consist of loans from various investors and placement agents. The notes bear interest at 10% per annum and the principal balances and accrued interest were due on August 1, 1995. The notes are collateralized by a security interest in the Company's inventory, accounts receivable, machinery and equipment.

     The notes were not paid when due on August 1, 1995, and, accordingly, the note holders can foreclose on the Company's assets at any time. See Note L for conversion and repayment of debt.


(NOTE E) - Long-Term Debt:
--------------------------

    Mortgage collateralized by real estate,  interest at 10%,
       payable in 10 semiannual  installments  of principal
       and interest of $12,530 with a balloon  payment of
       principal  and interest of $202,245 on
       October 15, 1997. . . . . . . . . . . . . . . . . . .  $205,165
    Less current maturity. . . . . . . . . . . . . . . . . . . . 9,790
                                                              --------

    Noncurrent portion . . . . . . . . . . . . . . . . . . .  $195,375
                                                             =========

(continued)

                          PLASTIGONE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE F) - Capital Deficiency:
------------------------------

     [1] Private placements:
         -------------------

         During 1995 the Company sold 4.35 units in a private placement at $50,000 per unit, receiving net proceeds of approximately $202,000. Each unit consisted of 200,000 shares and a warrant to purchase 200,000 shares. The Company issued the placement agent a warrant to purchase 60,000 shares of common stock at $.25 per share exercisable through June 1998. (Note F[2]).

     [2] Warrants:
         ---------

         The Company has the following warrants outstanding at December 31, 1995 for the purchase of its common stock:

                                   Shares/    Exercise     Expiration
                                   Units       Price         Date
                                   -----       -----         ----

     Public warrants. . .          2,170,000   $1.25    March 31, 1996 (A)
     Placement agent. . .            250,000     .40    June 29, 1997
     Issued with debt and
        services - 1992 .          1,025,000     .40    June 29, 1997
     Issued for services
        - 1993. . . . . .             25,000     .40    June 29, 1997
     Issued with debt
         - 1993/1994 . . .           300,000     .50    June 30, 1998
     Placement agent
         - 1993/1994 . . .            30,000     .50    June 30, 1998
     Issued to
         noteholders
         - 1994  . . . . .            24,000     .50    June 30, 1998
     Issued for
         services/1995 . .           300,000     .20    June 30, 1998 (B)
     Issued for
         services - 1995
         (Note F[1]) . . .            60,000     .25    June 30, 1998
     Private placement -
         1995 (Note F[1]).              4.35     .375    June 14, 1997
     Issued to
         noteholders
         - 1995. . . . . .           300,000     .25    August 31, 1997

     (A) During the year ended December 31, 1995 the Board of Directors extended the expiration date from December 31, 1995.

     (B) Warrants issued to President of Company See Note H[4] for additional warrants issued to President.

(continued)

                          PLASTIGONE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE F) - Capital Deficiency:  (continued)
------------------------------

     [3] Stock Options:
         --------------

         The Company has a stock option plan (the "Plan") for key employees and key personnel under which 500,000 shares of common stock have been reserved for issuance pursuant to Plan. The Plan permits the granting of both incentive stock options ("ISOs") and nonincentive options. All stock options granted are exercisable at a price determined by the administrative committee of the Plan. However, the ISOs must not be less than the fair market value of the stock. Under the Plan, no option may be exercised for six months from the date of the grant, nor may any option be granted after June 30, 1999. All options must be exercised within ten years of the date of grant, except for ISOs granted to persons owning more than 10% of the Company's outstanding common stock which then must be exercised within five years of the date of the grant and the option price shall not be less than 110% of fair market value on the date of grant.

     A summary of incentive stock option transactions are as follows:

                                                          Number of
                               Number of                   Shares
                                Shares   Exercise Price  Exercisable
                                ------   --------------  -----------

Outstanding at December 31,
   1993 . . . . . . . . . . .   480,000  $ .75 - $2.50    415,000
                                                          =======

Granted . . . . . . . . . . .    25,000      $ .75
Cancelled . . . . . . . . . .  (175,000) $1.00 - $1.20
                               ---------

Outstanding at December 31,
   1994 . . . . . . . . . . .   330,000  $ .75 - $2.50    330,000
                                                          =======

Granted . . . . . . . . . . .   246,000  $ .25
Cancelled . . . . . . . . . .  (187,000) $ .25 - $2.50
                               ---------

Outstanding at December 31,
   1995 . . . . . . . . . . .   389,000  $ .25 - $1.09    389,000
                               =========                  =======

     As of December 31, 1995, options for the purchase of 111,000 shares were available for future grant under the Plan.

(continued)

                          PLASTIGONE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE F) - Capital Deficiency:  (continued)
-----------------------------

     [3] Stock Options: (continued)
         -------------

         On February 9, 1995 the Company granted to certain officers and employees options to purchase 189,000 shares of common stock at $.25 per share. Previously granted options to purchase 105,000 shares with exercise prices ranging from $.75 to $2.50 were cancelled.


(NOTE G) - Income Taxes:
------------------------

     At December 31, 1995, the Company had available net operating loss carryforwards of approximately $5,844,000 for federal and state income tax purposes expiring through 2010. The utilization of a significant portion of these losses may be subject to an annual limitation.

     Differences between loss for financial reporting purposes and loss for Federal income tax purposes relate primarily to depreciation and certain expenses not currently deductible.

     At December 31, 1995, the Company has deferred tax assets of approximately $2,230,000 offset by deferred tax liabilities of approximately $95,000, resulting in net deferred tax assets of $2,135,000. For financial reporting purposes, a valuation allowance of $2,135,000 has been recognized to offset net deferred tax assets since the likelihood of realization of the benefit cannot be established. There was a net increase in valuation allowance of approximately $391,000 and $240,000 during 1995 and 1994, respectively.


(NOTE H) - Commitments:
-----------------------

     [1] License agreements:
         -------------------

         The Company, as licensee, is a party to an agreement with Plastopil Hazorea, Ltd. ("Plastopil"), an Israeli limited partnership, as licensor. The Company has the exclusive right to market, license, or otherwise distribute the Plastopil technology and any products emanating from or based on the Plastopil technology in the United States, Canada, the Caribbean, Mexico and South America and is required to purchase from Plastopil all of the fine chemical used in the production of photodegradable plastics. The license agreement remains in effect until May 5, 2016.

(continued)

                          PLASTIGONE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE H) - Commitments:  (continued)
-----------------------

     [1] License agreements: (continued)
         ------------------

         During 1989, the Company began marketing a nonagricultural product, Litterless #221, which is subject to a profit sharing arrangement with the licensor under which net profits are shared equally. Net profits, as defined in the agreement, to be shared during the years ended December 31, 1995 and December 31, 1994 were not material.

     [2] Leases:
         ------

         The Company is obligated for minimum annual rentals, under operating leases longer than one year for land, automobiles and office equipment expiring through 1998 as follows:

         Year Ending
         December 31,
         ------------

         1996. . . . . . . . . . . . .  $17,000
         1997. . . . . . . . . . . . .   11,000
         1998. . . . . . . . . . . . .    2,000
                                        -------

                   T o t a l . . . . .  $30,000
                                        =======

         Rent expense pursuant to operating leases was approximately $53,000 and $44,000 for 1995 and 1994, respectively.

     [3] Other:
         -----

         Prior to December 31, 1990, the Company received approximately $130,000 in connection with a research grant. Upon successful completion of the product research, the Company is liable to make payments based on gross sales and other marketing or commercial exploitation of the product, at rates specified in the agreement, to a maximum of 150% of the funds actually provided. Research for the project continues to be evaluated and there have been no sales of the product.

     [4] Employment agreement:
         --------------------

         On August 1, 1996 the Company entered into a three-year employment agreement (the "Agreement") with the President for an annual salary of $135,000 plus an annual bonus as determined by the Board of Directors. In addition, the President is entitled to receive an incentive based on 5% of annual net operating income, as defined.

(continued)

                          PLASTIGONE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE H) - Commitments:  (continued)
-----------------------

     [4] Employment agreement: (continued)
         --------------------

         In conjunction with the Agreement the Company granted the President 50,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock at an exercise price of $.25 per share (one-third vest immediately and two-thirds vest on January 2, 1997). In connection therewith, the Company valued the stock and warrants at approximately $103,000. In the event that during the term of the Agreement the Company acquires by merger or consolidation all the assets of or a controlling interest in another entity, the Company will grant the President an additional 1,000,000 warrants to purchase common stock at $.25 per share exercisable in three equal installments.


(NOTE I) - Litigation:
----------------------

     During 1993 the Company settled litigation involving claims against two customers. The claims were extinguished by dividing a $725,000 insurance settlement with the customers retaining $650,000 and the Company retaining $75,000, of which $50,000 was received in 1993. In connection with the above matter, the Company has filed claims against its principal supplier for defective merchandise and various breaches of contract. The supplier has brought counter claims against the Company claiming amounts in excess of $1,000,000.

     On December 12, 1996 the parties entered into a release and settlement agreement. In connection therewith, the supplier agreed to pay $325,000 to the Company's insurer and the parties agreed to dismiss their respective claims.

     The Company is involved in several other matters of litigation and claims with customers, suppliers, former employees and others. The outcome of these matters are uncertain at this time and counsel is unable to render an opinion as to their ultimate resolution.

     During 1995 and 1994 the Company decided to settle certain litigation matters. In connection therewith the Company recorded a charge of approximately $20,000 and $126,000 in 1995 and 1994, respectively.

(continued)

                          PLASTIGONE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE J) - Concentration of Credit Risk:
----------------------------------------

     Financial instruments that subject the Company to credit risk consist of accounts receivables from farmers principally located on the West Coast of Florida. The Company performs ongoing credit evaluation of its customers but does not require collateral to support receivables. The Company establishes an allowance for doubtful accounts based upon the factors surrounding the credit risk of specific customers and other information.


(NOTE K) - Significant Customer:
--------------------------------

     One customer accounted for approximately 14% and 13% of net revenues for the year ended December 31, 1995 and December 31, 1994, respectively.


(NOTE L) - Subsequent Events:
-----------------------------

     In 1996 the Company sold 11 units at $50,000 per unit and received net proceeds of approximately $528,000 after expenses. Each unit consists of 200,000 shares of common stock and 200,000 warrants exercisable within one year at $.375 per share.

     Through August 1996 certain holders of notes agreed to convert principal of $225,000 and interest of $155,570 (through August 31, 1996) into common stock at $.25 per share subject to certain conditions. In connection therewith, warrants to purchase 1,126,672 shares of common stock at $.0375 were granted to certain noteholders. In connection therewith, the Company will record a change of approximately $56,000 representing the fair value of warrants at date of grant. In May and July 1996, $275,000 of notes payable were repaid (see Note D).

     In April and August 1996, the Company entered into agreements with certain vendors whereby amounts owed of $142,300 were settled for $80,000.

     In 1997 the Company sold 100 units at a price of $10,000 per unit. Each unit consist of a $12,500 convertible collateralized loan and warrants to purchase 50,000 shares of common stock. Each note is convertible into common stock commencing August 21, 1997 through January 31, 1999 (due date of note) at the holders option at a conversion price of $.125 per share. The notes are collateralized by the Company's machines, equipment and furniture and fixtures. The warrants are exercisable from August 21, 1997 through February 21, 2002 at an exercise price equal to the average five days trading price prior to exercise less 40%, however in no event less than $.10 per share. In connection therewith, the Company granted the placement agent 20 units.

(continued)

                          PLASTIGONE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE M) - Fourth Quarter Transactions and adjustments (Unaudited):
-------------------------------------------------------------------

     During the fourth quarter of fiscal 1995, the Company made various adjustments to accounts receivable, inventory, payables, accruals and notes payable aggregating approximately $295,000. The effect of such adjustments on the first three quarters of the year has not been determined.